Form 10-Q
period 1995-03-31
FORTY SIX HUNDRED LTD PARTNERSHIP
filed 1995-05-10
CIK 766826

Page 1 of 9




                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended March 31, 1995 Commission file number 2-97178-C





             FORTY-SIX HUNDRED LIMITED PARTNERSHIP
    (Exact name of registrant as specified in its charter)



                             Iowa
       (State or other jurisdiction of incorporation or
                   organization) 42-1247738
             (I.R.S. Employer Identification No.)


           4333 Edgewood Road N.E., Cedar Rapids, IA
        (Address of principal executive offices) 52499
                           (Zip Code)


Registrant's telephone number, including area code:  (319) 398-8895


                              N/A
  Former name, address and fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No


The number of units of limited partnership interests of the registrant outstanding at May 4, 1995 was 800.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



             FORTY-SIX HUNDRED LIMITED PARTNERSHIP
                        Balance Sheets
                          (Unaudited)



FORTY-SIX HUNDRED LIMITED PARTNERSHIP
Balance Sheets
(Unaudited)


                                                March 31,       December 31,
                                            1995        1994         1994

Assets (note 5)
Real estate -- building and
improvements                            6,941,102     6,941,102     6,941,102
Less accumulated
depreciation                           (1,184,988)   (1,046,160)   (1,150,281)
                                        5,756,114     5,894,942     5,790,821
Cash and cash equivalents                 236,972       151,576       112,310
Interest receivable                           795           633           764
Loan origination fee, net of accumulated
amortization                               15,330        20,250        16,560

                                        6,009,211     6,067,401     5,920,455


Liabilities and Partners' Equity (note 5)

Liabilities
Mortgage loan payable                   3,093,400     3,557,635     3,212,935
Accrued expenses                           20,479        18,628        18,045
                                        3,113,879     3,576,263     3,230,980

Commitments (note 2)

Partners' equity, net of syndication
costs:
General Partner                           (77,183)      (68,257)      (75,873)
Limited Partners                        2,972,515     2,559,395     2,765,348
                                        2,895,332     2,491,138     2,689,475
                                        6,009,211     6,067,401     5,920,455



See the accompanying notes to financial statements.

             FORTY-SIX HUNDRED LIMITED PARTNERSHIP
                    Statements of Earnings
                          (Unaudited)



                                                      Three Months Ended
                                                           March 31,
                                                 1995                1994

Revenue (note 5)
Rents                                         $403,898              339,598

Interest                                         2,426                1,501
Miscellaneous                                       75                  --

                                               406,399              341,099


Expenses (note 5)
Management fee                                   4,039                3,396
Legal, accounting and administrative             5,290                5,359
Data Processing                                  1,600                1,600
Land lease                                       6,000                6,000
Interest expense                                63,465               84,043
Depreciation                                    34,707               34,707
Amortization                                     1,230                  750

                                               116,331              135,855

Net earnings allocable to:
General Partner                                  2,901                2,052
Limited Partners                               287,167              203,192

                                               290,068              205,244


Net earnings per limited partnership unit        358.96              253.99

See the accompanying notes to financial statements.

             FORTY-SIX HUNDRED LIMITED PARTNERSHIP
                   Statements of Cash Flows
                          (Unaudited)


                                                        Three Months Ended
                                                              March 31,
                                                    1995                1994

Cash flows from operating activities:
Rents collected                                   403,898             339,598
Interest received                                   2,395               1,304
Miscellaneous                                          75                --
Payments for operating expenses                   (14,495)            (14,189)
Interest paid                                     (63,465)            (84,043)

Net cash provided by operating activities         328,408             242,670

Cash flows from financing activities:
Principal portion of scheduled mortgage loan
payments                                         (119,535)           (114,730)
Payment of loan modification fee                     --               (12,000)
Distributions to partners                         (84,211)            (80,000)

Net cash used by financing activities            (203,746)           (206,730)

Net increase in cash and cash equivalents         124,662              35,940

Cash and cash equivalents at beginning of
period                                            112,310             115,636

Cash and cash equivalents at end of period        236,972             151,576

Reconciliation of net earnings to net cash
provided by
operating activities:
Net earnings                                       290,068            205,244
Adjustments to reconcile net earnings to net
cash provided
by operating activities:
Depreciation                                        34,707             34,707
Amortization                                         1,230                750
Decrease (increase) in interest receivable             (31)              (197)
Increase in accrued expenses                         2,434              2,166

Net cash provided by operating activities          328,408            242,670


See the accompanying notes to financial statements.

             FORTY-SIX HUNDRED LIMITED PARTNERSHIP
                 Statement of Partners' Equity
                          (Unaudited)

                                                  Limited            Total
                                    General       Partners          Partners
                                    Partner      (800 units)         Equity

Balance at December 31, 1994       $(75,873)     2,765,348         2,689,475
  Net earnings                        2,901        287,167           290,068
  Distributions to partners          (4,211)       (80,000)          (84,211)

Balance at March 31, 1995           (77,183)     2,972,515         2,895,332


See the accompanying notes to financial statements.



             FORTY-SIX HUNDRED LIMITED PARTNERSHIP
                 Notes to Financial Statements
                        March 31, 1995
                          (Unaudited)


1.  Accounting Policies

Interim financial statements are prepared in accordance with generally accepted accounting principles and include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and quarterly results. Interim financial statements should be read in conjunction with the audited financial statements and related footnotes in the 1994 Annual Report.

2.  Commitments

The Partnership owns an office building and convention center (the Project) which is master leased to Life Investors Insurance Company of America (LIICA), an affiliate of AEGON USA Realty Advisors, Inc., the General Partner. The master lease requires LIICA to pay rent, property taxes, utilities and other expenses incurred in operating the Project. The land on which the Project is constructed is leased from LIICA. On March 1, 1995, under the terms of the master lease, LIICA notified the Partnership of its election to exercise its option to purchase the Project. See Note 5 below for information concerning LIICA's purchase of the Project.

3.  Transactions with the General Partner

The Partnership has incurred expenses of $5,245 to reimburse the General Partner for certain administrative services necessary to the prudent operation of the Partnership. The reimbursement represents the General Partner's estimated costs of the following services for the quarter ended March 31, 1995:

Type of Service Amount

Preparation and filing of quarterly reports        1,200
Financial accounting                               2,445
Data processing and ledger recordkeeping             800
Partner recordkeeping & communications               800

                                                   5,245


The Partnership also paid $4,039 in management fees for the quarter ended March 31, 1995 to AEGON USA Realty Management, Inc., an affiliate of the General Partner. A distribution of $4,211 was paid to the General Partner in accordance with the Partnership Agreement.

4.  Overage rent

The Partnership received overage rent from LIICA of $140,378 in March 1995 ($76,078 in March 1994). The overage rent is based on a percentage of gross premium income for the previous year, as set forth in the master lease.

             FORTY-SIX HUNDRED LIMITED PARTNERSHIP
           Notes to Financial Statements (continued)
                        March 31, 1995
                          (Unaudited)



5.  Subsequent Events

On April 18, 1995, the Partnership sold the Project to LIICA. The sale price was $12,757,044 cash, as determined by the option formula contained in the master lease with LIICA, from which the Partnership retired the mortgage indebtedness of $3,093,400. A gain on sale of approximately $7,000,000 was recognized for financial accounting purposes. A cash distribution of $7,740,000 ($9,675 per limited partnership unit) was declared payable May 15, 1995 to all limited partners of record March 31, 1995. A final distribution will be made after a full accounting of the Partnership is completed at which time the Partnership will terminate.

6.  Reconciliation of Tax and Financial Results

The net earnings of the Partnership as determined for financial accounting purposes differs from the net earnings as determined for income tax purposes, as reflected in the following reconciliation:


                                                         Three Months
                                                           Ended
                                                       March 31, 1995

Net earnings (financial accounting basis)                 290,068
Adjustments:
  Amortization of construction period interest             (7,704)
  Depreciation (financial accounting basis)                34,707
  Cost Recovery (tax basis)                               (99,025)
Taxable income                                            218,046
Less allocation to the General Partner                     (2,180)

Taxable income allocated to the Limited Partners          215,866

Taxable income per Limited Partnership unit                269.83

Net earnings (financial accounting basis) has been adjusted by the amortization of construction period interest and the difference in depreciation between financial basis and tax basis to arrive at taxable income. Depreciation (financial accounting basis) is computed on the cost of the Project over an estimated useful life of fifty years. For tax purposes, construction period interest is separately amortized over ten years and the remaining tax basis of the Project is cost recovered over eighteen and thirty-one and one-half years, as allowed by federal income tax regulations. The General Partner is allocated 1% of the taxable income in accordance with the Partnership Agreement. The Limited Partners are allocated the remaining 99%.


PART I - FINANCIAL INFORMATION (continued)

Item 2.     Management's Discussion and Analysis of Financial
Condition
and Results of Operations.

The Partnership's net earnings for the three months ended March 31, 1995 were $290,068 compared with $205,244 for the same period in 1994. Net cash provided by operating activities, as shown in the Statements of Cash Flows, totaled $328,408 for the first three months of 1995, compared to $242,670 in 1994. The increase in earnings and cash flow is due to an increase in overage rents of $64,300 received from Life Investors Insurance Company of America and a decrease in interest expense of $20,578. Overage rents are based on a percentage of gross premium income for the previous year, which income increased from 1993 to 1994, resulting in higher overage rents collected in 1995. Interest expense continues to decline as the mortgage principal balance is reduced by scheduled monthly payments.

The Partnership's capital resources are primarily invested in an office building and convention center (the Project), which is subject to a mortgage loan representing 45% of its recorded cost at March 31, 1995. The Partnership's cash and cash equivalents, together with cash provided by operating activities, represent the Company's liquidity. At March 31, 1995 the Partnership had approximately $237,000 in cash and cash equivalents. During the first quarter of 1995, the Partnership paid a cash distribution of $84,211 ($100 per limited partnership unit plus $4,211 to the General Partner).

On March 1, 1995, the Partnership was notified by LIICA of its election to purchase the Project. See Part II Item 5 on the following page for information concerning the sale of the Project.

PART II - OTHER INFORMATION

Item 5.  Other Information

On April 18, 1995, the Partnership sold the Project to LIICA, an affiliate of AEGON USA Realty Advisors, Inc., the General Partner. The sale price was $12,757,044 cash, as determined by the option formula contained in the master lease with LIICA, from which the Partnership retired the mortgage indebtedness of $3,093,400. A cash distribution of $7,740,000 ($9,675 per limited partnership unit) was declared payable May 15, 1995 to all limited partners of record March 31, 1995. A final distribution will be made after a full accounting of the Partnership is completed at which time the Partnership will terminate.



                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FORTY-SIX HUNDRED LIMITED PARTNERSHIP


By AEGON USA Realty Advisors, Inc.
General Partner


/s/ Alan F. Fletcher
Alan F. Fletcher
Senior Vice President
(principal financial officer)


/s/ Edward J. Kittleson
Edward J. Kittleson
Treasurer
(principal accounting officer)
Date:  May 4, 1995