Form 10-Q/A
period 1995-03-31
FORTY SIX HUNDRED LTD PARTNERSHIP
filed 1995-06-02
CIK 766826

The purpose of this amended form is to include the Financial Data
Schedule, exhibit 27.


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                            FORM 10-Q/A



        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


 For the quarter ended March 31,    Commission file number 2-
               1995                          97178-C





               FORTY-SIX HUNDRED LIMITED PARTNERSHIP
      (Exact name of registrant as specified in its charter)



              Iowa                          42-1247738
 (State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)        Identification No.)


 4333 Edgewood Road N.E., Cedar               52499
           Rapids, IA                      (Zip Code)
 (Address of principal executive
            offices)


Registrant's telephone number, including area code:  (319) 398-8895


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

                           EXHIBIT INDEX


Exhibit Item                Title or Description
   27                       Financial Data Schedule



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


/s/ Edward J. Kittleson
Edward J. Kittleson
Treasurer
(principal accounting officer)
Date:  June 1, 1995