Form 10-Q
period 1995-06-30
FORTY SIX HUNDRED LTD PARTNERSHIP
filed 1995-08-02
CIK 766826

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended June 30, 1995 Commission file number 2-97178-C





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


The number of units of limited partnership interests of the registrant outstanding at July 24, 1995 was 800.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



             FORTY-SIX HUNDRED LIMITED PARTNERSHIP
                        Balance Sheets
                          (Unaudited)




                                                       June 30,           December 31,
                                                  1995         1994            1994

Assets (note 5)
  Real estate -- building and improvements      $  ---       6,941,102       6,941,102
    Less accumulated depreciation                  ---      (1,080,867)     (1,150,281)
                                                   ---       5,860,235       5,790,821
    Cash and cash equivalents                    129,235       132,955         112,310
    Interest receivable                            ---             619             764
    Loan origination fee, net of accumulated
     amortization                                  ---          19,020          16,560

 Total Assets                                    $129,235    6,012,829       5,920,455


Liabilities and Partners' Equity (note 5)
  Liabilities
    Mortgage loan payable $                        ---       3,445,040       3,212,935
    Accrued expenses                                  108       14,129          18,045

Total Liabilities                                     108    3,459,169       3,230,980

Commitments (note 2)

Partners' equity, net of syndication costs:
  General Partner                                  48,686      (70,831)        (75,873)
  Limited Partners                                 80,441    2,624,491       2,765,348
                                                  129,127    2,553,660       2,689,475

Total Liabilities and Partner's Equity           $129,235    6,012,829       5,920,455

See the accompanying notes to financial statements.



             FORTY-SIX HUNDRED LIMITED PARTNERSHIP
                    Statements of Earnings
                          (Unaudited)



                                                     Three Months Ended               Six Months Ended
                                                         June 30,                          June 30,

                                                      1995         1994             1995          1994

Revenue (note 5)
  Rents                                             $65,518       263,520          469,416      603,118
  Interest                                           46,038         1,856           48,464        3,357
  Miscellaneous                                       ---           ---                 75         ---

Total Revenue                                       111,556       265,376          517,955      606,475


Expenses (note 5)
  Management fee                                        655         2,635            4,694        6,031
  Legal, accounting and administrative                8,263         6,276           13,553       11,635
  Data Processing                                     1,600         1,600            3,200        3,200
  Land lease                                          1,133         6,000            7,133       12,000
  Interest expense                                   11,710        70,406           75,175      154,449
  Depreciation                                        ---          34,707           34,707       69,414
  Amortization                                       15,330         1,230           16,560        1,980

Total Expenses                                       38,691       122,854          155,022      258,709

Earnings from operations                             72,865       142,522          362,933      347,766
Net gain on sale of Project                       7,000,930         ---          7,000,930        ---


Net earnings allocable to:
  General Partner                                 2,225,869         1,426        2,228,770        3,478
  Limited Partners                                4,847,926       141,096        5,135,093      344,288

                                                 $7,073,795       142,522        7,363,863      347,766

Net earnings per limited partnership unit         $6,059.91        176.37         6,418.87       430.36

See the accompanying notes to financial statements.



             FORTY-SIX HUNDRED LIMITED PARTNERSHIP
                   Statements of Cash Flows
                          (Unaudited)


                                                              Six Months Ended
                                                                   June 30,
                                                             1995            1994

Cash flows from operating activities:
  Rents collected                                           $469,416     603,118
  Interest received                                           49,228       3,174
  Miscellaneous                                                   75       ---
  Payments for operating expenses                            (46,517)    (35,199)
  Interest paid                                              (75,175)   (154,449)

   Net cash provided by operating activities                 397,027     416,644

Cash flows from investing activities:
  Proceeds from property sale                             12,757,044       ---

   Net cash provided by investing activities              12,757,044       ---

Cash flows from financing activities:
  Principal portion of scheduled mortgage loan payments     (119,535)   (227,325)
  Principal repayment on mortgage loan                    (3,093,400)      ---
  Payment of loan modification fee                              ---      (12,000)
  Distributions to partners                               (9,924,211)   (160,000)

   Net cash used by financing activities                 (13,137,146)   (399,325)

Net increase in cash and cash equivalents                     16,925      17,319

Cash and cash equivalents at beginning of period             112,310     115,636

Cash and cash equivalents at end of period                  $129,235     132,955

Reconciliation of net earnings to net cash provided by
  operating activities:
Net earnings                                              $7,363,863     347,766
  Gain on sale of property                                (7,000,930)      ---
Earnings from operations                                     362,933     347,766
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
   Depreciation                                               34,707      69,414
   Amortization                                               16,560       1,980
   Decrease (increase) in interest receivable                    764        (183)
   Decrease in accrued expenses                              (17,937)     (2,333)

Net cash provided by operating activities                   $397,027     416,644

See the accompanying notes to financial statements.



             FORTY-SIX HUNDRED LIMITED PARTNERSHIP
                 Statement of Partners' Equity
                          (Unaudited)



                                                   Limited         Total
                                       General     Partners      Partners
                                       Partner    (800 units)      Equity

Balance at December 31, 1994          $(75,873)    2,765,348     2,689,475
  Earnings from operations               3,629       359,304       362,933
  Gain on sale                       2,225,141     4,775,789     7,000,930
  Distributions to partners         (2,104,211)   (7,820,000)   (9,924,211)

Balance at June 30, 1995              $ 48,686        80,441       129,127



See the accompanying notes to financial statements.



             FORTY-SIX HUNDRED LIMITED PARTNERSHIP
                 Notes to Financial Statements
                         June 30, 1995
                          (Unaudited)


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

2.   Commitments

  The Partnership owned an office building and convention center (the Project) which was master leased to Life Investors Insurance Company of America (LIICA), an affiliate of AEGON USA Realty Advisors, Inc., the General Partner. The master lease required LIICA to pay rent, property taxes, utilities and other expenses incurred in operating the Project. The land on which the Project was constructed was leased from LIICA. On March 1, 1995, under the terms of the master lease, LIICA notified the Partnership of its election to exercise its option to purchase the Project. See Note 5 below for information concerning LIICA's purchase of the Project.

3.   Transactions with the General Partner

  The Partnership has incurred expenses of $10,870 to reimburse the General Partner for certain administrative services necessary to the prudent operation of the Partnership. The reimbursement represents the General
Partner's estimated costs of the following services for the quarter ended June 30, 1995:

           Type of Service                            Amount

Preparation and filing of quarterly reports           $1,200
Financial accounting                                   8,070
Data processing and ledger recordkeeping                 800
Partner recordkeeping & communications                   800

                                                     $10,870


The Partnership also paid $655 in management fees for the quarter ended June 30, 1995 to AEGON USA Realty Management, Inc., an affiliate of the General Partner. A distribution of $2,100,000 was paid to the General Partner in accordance with the Partnership Agreement.

4.   Overage rent

  The Partnership received overage rent from LIICA of $140,378 in March 1995 ($76,078 in March 1994). The Partnership also received overage rent from LIICA of $15,742 in April 1995 representing the prorata portion for 1995 due to the sale of the Project. The overage rent is based on a percentage of gross premium income for the previous year, as set forth in the master lease.



             FORTY-SIX HUNDRED LIMITED PARTNERSHIP
           Notes to Financial Statements (continued)
                         June 30, 1995
                          (Unaudited)



5.   Sale of Project and Termination of Partnership

  On April 18, 1995, the Partnership sold the Project to LIICA, an affiliate of AEGON USA Realty Advisors, Inc., the General Partner. The sale price was $12,757,044 cash, as determined by a formula contained in the master lease with LIICA, from which the Partnership retired the mortgage indebtedness of $3,093,400. The book value of the Project at the time of sale was $5,756,114 and a gain on sale of $7,000,930 was recognized for financial accounting purposes. On May 15, 1995, the Partnership paid a cash distribution of $9,840,000 ($9,675 per limited partnership unit plus $2,100,000 to the General Partner). A final cash distribution of $129,644 ($101 per limited partnership unit plus $48,844 to the General Partner) was declared payable July 31, 1995 to all partners of record March 31, 1995. The General Partner will file dissolution documents with the Iowa Secretary of State as soon as administratively possible after payment of the final cash distribution at which time the Partnership will terminate.

6.   Reconciliation of Tax and Financial Results

  The net earnings of the Partnership as determined for financial accounting purposes differs from the net earnings as determined for income tax purposes, as reflected in the following reconciliation:

                                                             Six Months
                                                               Ended
                                                           June 30, 1995

Net earnings (financial accounting basis)                    $7,363,863
Adjustments:
  Amortization of construction period interest                   (8,989)
  Depreciation (financial accounting basis)                      34,707
  Cost Recovery (tax basis)                                    (115,530)
  Net gain on sale of Project (financial accounting basis)   (7,000,930)
  Net gain on sale of Project (tax basis)                     9,533,888
  Deduction of syndication costs                               (108,989)
Taxable income                                                9,698,020
Less allocation to the General Partner                       (2,253,208)

Taxable income allocated to the Limited Partners             $7,444,812

Taxable income per Limited Partnership unit                 $  9,306.02

  Net earnings (financial accounting basis) have been adjusted by the amortization of construction period interest, the differences in depreciation and net gain on sale of the Project between financial basis and tax basis, and the deduction of syndication costs to arrive at taxable income. Depreciation (financial accounting basis) is computed on the cost of the Project over an estimated useful life of fifty years. For tax purposes, construction period interest is separately amortized over ten years and the remaining tax basis of the Project is cost recovered over eighteen and thirty-one and one-half years, as allowed by federal income tax regulations. Syndication costs are not deductible for financial accounting purposes, but are deferred and deducted upon termination of the Partnership for tax purposes. The General Partner is allocated 1% of the regular taxable income in accordance with the Partnership Agreement. The Limited Partners are allocated the remaining 99%. A priority return of 12% per annum is paid to the partners upon sale of the Project, after which the net gain on sale is allocated 25% to the General Partner and 75% to the Limited Partners.

PART I - FINANCIAL INFORMATION (continued)

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The Partnership's net earnings for the three months ended June 30, 1995 were $7,073,795 compared with $142,522 for the same period in 1994, bringing year-to-date net earnings to $7,363,863 compared to $347,766 in 1994. Earnings from operations were $72,865 for the second quarter of 1995 compared to $142,522 in 1994, and year-to-date earnings from operations were $362,933 for 1995 compared to $347,766 for the same period in 1994. The increase in net earnings is due to the gain from the sale of the Project on April 18, 1995. Earnings from operations were lower for the quarter ended June 30, 1995 compared to the same period one year ago as rents were lower due to the sale of the Project. Interest income was higher as the net proceeds from the sale were invested in a money market account from April 18, 1995 until the May 15, 1995 distribution. Legal, accounting and administrative expenses were higher due to the additional work involved with sale of the Project, allocations to partners, and final Partnership distributions. Interest expense was lower as the mortgage indebtedness was paid off on April 18, 1995. Depreciation expense was lower as no depreciation was taken in the second quarter and amortization was higher as the remaining prepaid loan fees were written off. Net cash provided by operating activities, as shown in the Statements of Cash Flows, totaled $397,027 for the six months ended June 30, 1995 compared with $416,644 in 1994.

  At June 30, 1995, the Partnership had approximately $129,000 in cash and cash equivalents. On May 15, 1995, the Partnership paid a cash distribution of $9,840,000 ($9,675 per limited partnership unit plus $2,100,000 to the General Partner). A final cash distribution of $129,644 ($101 per limited partnership unit plus $48,844 to the General Partner) was declared payable July 31, 1995 to all partners of record March 31, 1995.




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


                               FORTY-SIX HUNDRED LIMITED
                               PARTNERSHIP


                               By  AEGON USA Realty Advisors, Inc.
                                 General Partner


                               /s/ Alan F. Fletcher
                               Alan F. Fletcher
                               Senior Vice President
                               (principal financial officer)


                               /s/ Edward J. Kittleson
                               Edward J. Kittleson
                               Treasurer
                               (principal accounting officer)
Date:  July 31, 1995